Form 10-K
period 2020-12-31
GS Mortgage Securities Trust 2019-GSA1
filed 2021-03-18
CIK 1789954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Washington Avenue Portfolio Mortgage Loan, the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan, which constituted approximately 3.0%, 2.9% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Washington Avenue Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the East Village Multifamily Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity and (c) with respect to the American Metro Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Washington Avenue Portfolio Mortgage Loan, the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the SoCal Retail Portfolio Mortgage Loan and the Grand Canal Shoppes Mortgage Loan, which constituted approximately 5.8% and 2.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The SoCal Retail Portfolio Mortgage Loan and the Grand Canal Shoppes Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the SoCal Retail Portfolio Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Grand Canal Shoppes Mortgage Loan, twenty-three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). These loan combinations, including the SoCal Retail Portfolio Mortgage Loan and the Grand Canal Shoppes Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Millennium Park Plaza Mortgage Loan and the USAA Office Portfolio Mortgage Loan, which constituted approximately 4.0% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Millennium Park Plaza Mortgage Loan and the USAA Office Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Millennium Park Plaza Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity or (b) with respect to the USAA Office Portfolio Mortgage Loan, seven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Citigroup Commercial Mortgage Trust 2019-GC41 transaction, Commission File Number 333-228597-02 (the “CGCMT 2019-GC41 Transaction”). These loan combinations, including the Millennium Park Plaza Mortgage Loan and the USAA Office Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2019-GC41 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the New Jersey Center of Excellence Mortgage Loan and the 19100 Ridgewood Mortgage Loan, which constituted approximately 4.2% and 4.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The New Jersey Center of Excellence Mortgage Loan and the 19100 Ridgewood Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the New Jersey Center of Excellence Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the 19100 Ridgewood Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2019-GC42 transaction, Commission File Number 333-226082-04 (the “GSMS 2019-GC42 Transaction”). These loan combinations, including the New Jersey Center of Excellence Mortgage Loan and the 19100 Ridgewood Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC42 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, which constituted approximately 4.0% and 3.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Bushwick Avenue Portfolio Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Hilton Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the CF 2019-CF2 Mortgage Trust transaction, Commission File Number 333-228697-02 (the “CF 2019-CF2 Transaction”). These loan combinations, including the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CF 2019-CF2 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Argentic Services Company LP is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the SoCal Retail Portfolio Mortgage Loan on and after May 6, 2020. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the SoCal Retail Portfolio Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan and the Grand Canal Shoppes Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan, the Hilton Portfolio Mortgage Loan and the USAA Office Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the SoCal Retail Portfolio Mortgage Loan prior to May 6, 2020, the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020, the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

Citibank, N.A. is the custodian of the Millennium Park Plaza Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan, the Hilton Portfolio Mortgage Loan and the USAA Office Portfolio Mortgage Loan.  As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB,  relating to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement  for the CGCMT 2019-GC41 Transaction  and the safeguarding of pool assets and related documents as required by the pooling and servicing agreement for the CGCMT 2019-GC41 Transaction, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described below in these Explanatory Notes.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the SoCal Retail Portfolio Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Bushwick Avenue Portfolio Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the Hilton Portfolio Mortgage Loan, the USAA Office Portfolio Mortgage Loan and the Grand Canal Shoppes Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020, KeyBank National Association as primary servicer of the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Millennium Park Plaza Mortgage Loan and the USAA Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, and U.S. Bank National Association, as servicing function participant.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.   U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.   On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on November 8, 2019 pursuant to Rule 424(b)(2), and the following, with respect to Argentic Services Company LP, as special servicer.

Argentic Real Estate Finance LLC (“AREF”) is affiliated with the special servicer Argentic Services Company LP.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

33.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 33.1)

33.8         LNR Partners, LLC, as Special Servicer of the Washington Avenue Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.9         Argentic Services Company LP, as Special Servicer of the Washington Avenue Portfolio Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.10       Wells Fargo Bank, National Association, as Trustee of the Washington Avenue Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 33.5)

33.12       Park Bridge Lender Services LLC, as Operating Advisor of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 33.6)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.14       LNR Partners, LLC, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.15       Argentic Services Company LP, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.16       Wells Fargo Bank, National Association, as Trustee of the East Village Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.18       Park Bridge Lender Services LLC, as Operating Advisor of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)

33.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan (see Exhibit 33.1)

33.20       LNR Partners, LLC, as Special Servicer of the American Metro Center Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.21       Argentic Services Company LP, as Special Servicer of the American Metro Center Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.22       Wells Fargo Bank, National Association, as Trustee of the American Metro Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the American Metro Center Mortgage Loan (see Exhibit 33.5)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the American Metro Center Mortgage Loan (see Exhibit 33.6)

33.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.26       LNR Partners, LLC, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.27       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.28       Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.1)

33.32       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (see Exhibit 33.2)

33.33       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.5)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.30)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.1)

33.38       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan

33.39       Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.6)

33.42       U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.38)

33.45       Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.40)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.48       U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.42)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.1)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.1)

33.51       Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.5)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.6)

33.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.1)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.1)

33.56       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.5)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.6)

33.59       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan

33.60       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.2)

33.61       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.40)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.6)

33.63       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.42)

33.64       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.59)

33.65       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.2)

33.66       Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 33.40)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 33.6)

33.68       U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 33.42)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

34.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 34.1)

34.8         LNR Partners, LLC, as Special Servicer of the Washington Avenue Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.9         Argentic Services Company LP, as Special Servicer of the Washington Avenue Portfolio Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.10       Wells Fargo Bank, National Association, as Trustee of the Washington Avenue Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 34.5)

34.12       Park Bridge Lender Services LLC, as Operating Advisor of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 34.6)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.14       LNR Partners, LLC, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.15       Argentic Services Company LP, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.16       Wells Fargo Bank, National Association, as Trustee of the East Village Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.18       Park Bridge Lender Services LLC, as Operating Advisor of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)

34.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan (see Exhibit 34.1)

34.20       LNR Partners, LLC, as Special Servicer of the American Metro Center Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.21       Argentic Services Company LP, as Special Servicer of the American Metro Center Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.22       Wells Fargo Bank, National Association, as Trustee of the American Metro Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the American Metro Center Mortgage Loan (see Exhibit 34.5)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the American Metro Center Mortgage Loan (see Exhibit 34.6)

34.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.26       LNR Partners, LLC, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.27       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.28       Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.1)

34.32       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (see Exhibit 34.2)

34.33       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.5)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.30)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.1)

34.38       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan

34.39       Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.6)

34.42       U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.38)

34.45       Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.40)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.48       U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.42)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.1)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.1)

34.51       Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.5)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.6)

34.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.1)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.1)

34.56       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.5)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.6)

34.59       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan

34.60       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.2)

34.61       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.40)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.6)

34.63       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.42)

34.64       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.59)

34.65       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.2)

34.66       Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 34.40)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 34.6)

34.68       U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 34.42)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

35.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the Washington Avenue Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.7         Argentic Services Company LP, as Special Servicer of the Washington Avenue Portfolio Mortgage Loan on and after May 6, 2020 (see Exhibit 35.3)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.10       Argentic Services Company LP, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan on and after May 6, 2020 (see Exhibit 35.3)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan (see Exhibit 35.1)

35.12       LNR Partners, LLC, as Special Servicer of the American Metro Center Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.13       Argentic Services Company LP, as Special Servicer of the American Metro Center Mortgage Loan on and after May 6, 2020 (see Exhibit 35.3)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       LNR Partners, LLC, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.16       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan on and after May 6, 2020

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.1)

35.18       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (see Exhibit 35.2)

35.19       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 35.1)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 35.1)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 35.1)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 35.1)

35.28       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 35.2)

35.30       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 35.2)

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

Date: March 18, 2021