Form 10-K
period 2021-12-31
GS Mortgage Securities Trust 2019-GSA1
filed 2022-03-16
CIK 1789954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Argentic Services Company LP is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the SoCal Retail Portfolio Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets. LNR Partners, LLC is an affiliate of Starwood Mortgage Capital LLC, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for LNR Partners, LLC pursuant to Item 1123 of Regulation AB.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Millennium Park Plaza Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan, the Hilton Portfolio Mortgage Loan and the Grand Canal Shoppes Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Millennium Park Plaza Mortgage Loan and the USAA Office Portfolio Mortgage Loan and KeyBank National Association as primary servicer of the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.2         Argentic Services Company LP, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 33.1)

33.9         Argentic Services Company LP, as Special Servicer of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 33.2)

33.10       Wells Fargo Bank, National Association, as Trustee of the Washington Avenue Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 33.4)

33.12       Park Bridge Lender Services LLC, as Operating Advisor of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 33.5)

33.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.15       Argentic Services Company LP, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.16       Wells Fargo Bank, National Association, as Trustee of the East Village Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.18       Park Bridge Lender Services LLC, as Operating Advisor of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan (see Exhibit 33.1)

33.21       Argentic Services Company LP, as Special Servicer of the American Metro Center Mortgage Loan (see Exhibit 33.2)

33.22       Wells Fargo Bank, National Association, as Trustee of the American Metro Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the American Metro Center Mortgage Loan (see Exhibit 33.4)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the American Metro Center Mortgage Loan (see Exhibit 33.5)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.27       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.28       Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.1)

33.33       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.4)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.30)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.1)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan

33.40       Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.5)

33.43       U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.39)

33.46       Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.41)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.49       U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.43)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.1)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.1)

33.52       Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.4)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.5)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.1)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.1)

33.58       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.4)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.5)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.62       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan

33.63       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

33.64       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.41)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.5)

33.66       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.43)

33.67       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.62)

33.68       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.63)

33.69       Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 33.41)

33.70       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 33.5)

33.71       U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 33.43)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Argentic Services Company LP, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 34.1)

34.9         Argentic Services Company LP, as Special Servicer of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 34.2)

34.10       Wells Fargo Bank, National Association, as Trustee of the Washington Avenue Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 34.4)

34.12       Park Bridge Lender Services LLC, as Operating Advisor of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 34.5)

34.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.15       Argentic Services Company LP, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.16       Wells Fargo Bank, National Association, as Trustee of the East Village Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.18       Park Bridge Lender Services LLC, as Operating Advisor of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan (see Exhibit 34.1)

34.21       Argentic Services Company LP, as Special Servicer of the American Metro Center Mortgage Loan (see Exhibit 34.2)

34.22       Wells Fargo Bank, National Association, as Trustee of the American Metro Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the American Metro Center Mortgage Loan (see Exhibit 34.4)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the American Metro Center Mortgage Loan (see Exhibit 34.5)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.27       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.28       Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.1)

34.33       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.4)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.30)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.1)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan

34.40       Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.5)

34.43       U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.39)

34.46       Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.41)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.49       U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.43)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.1)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.1)

34.52       Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.4)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.5)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.1)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.1)

34.58       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.4)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.5)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.62       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan

34.63       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

34.64       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.41)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.5)

34.66       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.43)

34.67       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.62)

34.68       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.63)

34.69       Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 34.41)

34.70       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 34.5)

34.71       U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 34.43)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Argentic Services Company LP, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 35.1)

35.6         Argentic Services Company LP, as Special Servicer of the Washington Avenue Portfolio Mortgage Loan (see Exhibit 35.2)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         Argentic Services Company LP, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan (see Exhibit 35.1)

35.10       Argentic Services Company LP, as Special Servicer of the American Metro Center Mortgage Loan (see Exhibit 35.2)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 35.1)

35.12       Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.1)

35.14       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 35.1)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 35.1)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 35.1)

35.23       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

35.25       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 35.24)

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

Date: March 16, 2022