Form 10-K
period 2023-12-31
GS Mortgage Securities Trust 2019-GSA1
filed 2024-03-18
CIK 1789954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the SoCal Retail Portfolio Mortgage Loan and the Grand Canal Shoppes Mortgage Loan, which constituted approximately 5.8% and 2.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The SoCal Retail Portfolio Mortgage Loan and the Grand Canal Shoppes Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the SoCal Retail Portfolio Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Grand Canal Shoppes Mortgage Loan, twenty-three other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). These loan combinations, including the SoCal Retail Portfolio Mortgage Loan and the Grand Canal Shoppes Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the SoCal Retail Portfolio Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the USAA Office Portfolio Mortgage Loan and the special servicer of the New Jersey Center of Excellence Mortgage Loan prior to May 8, 2023 and the 19100 Ridgewood Mortgage Loan prior to May 8, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

K-Star Asset Management LLC is the special servicer of the New Jersey Center of Excellence Mortgage Loan and the 19100 Ridgewood Mortgage Loan on and after May 8, 2023.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for K-Star Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because K-Star Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of K-Star Asset Management LLC because K-Star Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

With respect to the pari passu loan combinations that include the Grand Canal Shoppes Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Millennium Park Plaza Mortgage Loan and the USAA Office Portfolio Mortgage Loan, K-Star Asset Management LLC as special servicer of the New Jersey Center of Excellence Mortgage Loan and the 19100 Ridgewood Mortgage Loan on and after May 8, 2023 and KeyBank National Association as primary servicer of the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.2         Argentic Services Company LP, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan prior to May 8, 2023 (see Exhibit 33.1)

33.52       K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan on and after May 8, 2023

33.53       Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.4)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.5)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.1)

33.58       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan prior to May 8, 2023 (see Exhibit 33.1)

33.59       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan on and after May 8, 2023 (see Exhibit 33.52)

33.60       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.4)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.5)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.64       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan

33.65       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

33.66       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.41)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.5)

33.68       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.43)

33.69       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.64)

33.70       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.65)

33.71       Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 33.41)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 33.5)

33.73       U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 33.43)

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

34.2         Argentic Services Company LP, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan prior to May 8, 2023 (see Exhibit 34.1)

34.52       K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan on and after May 8, 2023

34.53       Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.4)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.5)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.1)

34.58       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan prior to May 8, 2023 (see Exhibit 34.1)

34.59       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan on and after May 8, 2023 (see Exhibit 34.52)

34.60       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.4)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.5)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.64       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan

34.65       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

34.66       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.41)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.5)

34.68       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.43)

34.69       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.64)

34.70       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.65)

34.71       Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 34.41)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 34.5)

34.73       U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 34.43)

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

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan prior to May 8, 2023 (see Exhibit 35.1)

35.21       K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan on and after May 8, 2023 (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 35.1)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan prior to May 8, 2023 (see Exhibit 35.1)

35.24       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan on and after May 8, 2023 (Omitted. See Explanatory Notes.)

35.25       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

35.27       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 35.26)

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

Date: March 18, 2024