Form 10-K
period 2024-12-31
GS Mortgage Securities Trust 2019-GSA1
filed 2025-03-19
CIK 1789954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Not applicable.

EXPLANATORY NOTES

The Washington Avenue Portfolio Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Washington Avenue Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Washington Avenue Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan, which constituted approximately 2.9% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The East Village Multifamily Portfolio Mortgage Loan and American Metro Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the East Village Multifamily Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (b) with respect to the American Metro Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the East Village Multifamily Portfolio loan combination and the American Metro Center loan combination in the Morgan Stanley Capital I Trust 2019-L3 transaction, Commission File Number 333-227446-07 (the “MSC 2019-L3 Transaction”).  After the closing of the MSC 2019-L3 Transaction on November 21, 2019, these loan combinations, including the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSC 2019-L3 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the SoCal Retail Portfolio Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the USAA Office Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the SoCal Retail Portfolio Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan, the Hilton Portfolio Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the Bushwick Avenue Portfolio Mortgage Loan, the Hilton Portfolio Mortgage Loan, the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan.  As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Washington Avenue Portfolio Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan and the 19100 Ridgewood Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the MSC 2019-H7 Transaction and the pooling and servicing agreement for the GSMS 2019-GC42 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Washington Avenue Portfolio Mortgage Loan, the SoCal Retail Portfolio Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan and the 19100 Ridgewood Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Millennium Park Plaza Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CGCMT 2019-GC41 Transaction and the pooling and servicing agreement for the MSC 2019-L3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Millennium Park Plaza Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the Millennium Park Plaza Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the SoCal Retail Portfolio Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan, the Hilton Portfolio Mortgage Loan, the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Grand Canal Shoppes Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Millennium Park Plaza Mortgage Loan and the USAA Office Portfolio Mortgage Loan, K-Star Asset Management LLC as special servicer of the New Jersey Center of Excellence Mortgage Loan and the 19100 Ridgewood Mortgage Loan and KeyBank National Association as primary servicer of the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-L3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2019-L3 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2019-L3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

4.6          Pooling and Servicing Agreement, dated as of November 1, 2019, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as General Special Servicer, Situs Holdings, LLC, as ILPT Industrial Portfolio Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to Morgan Stanley Capital I Trust 2019-L3’s Current Report on Form 8-K/A filed on January 3, 2020 under Commission File No. 333-227446-07 and incorporated by reference herein).

4.7           Agreement Between Note Holders, dated as of June 19, 2019, by and between Argentic Real Estate Finance LLC, as Initial Note A-1 Holder, Argentic Real Estate Finance LLC, as Initial Note A-2 Holder, Argentic Real Estate Finance LLC, as Initial Note A-3 Holder, Argentic Real Estate Finance LLC, as Initial Note A-4 Holder, Argentic Real Estate Finance LLC, as Initial Note A-5 Holder, Argentic Real Estate Finance LLC, as Initial Note A-6 Holder, Argentic Real Estate Finance LLC, as Initial Note A-7 Holder, and Argentic Real Estate Finance LLC, as Initial Note A-8 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 8, 2019 under Commission File No. 333-226082-05 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of August 1, 2019, between Citi Real Estate Funding Inc., as Note A-1 Holder, and Argentic Real Estate Finance LLC, as Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 8, 2019 under Commission File No. 333-226082-05 and incorporated by reference herein).

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

4.10           Amended and Restated Agreement Between Noteholders, dated as of November 8, 2019, by and among Wells Fargo Bank, National Association, as Trustee, for the benefit of the registered holders of GS Mortgage Securities Trust 2019-GC42, Commercial Mortgage Pass-Through Certificates, Series 2019-GC42, as Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 8, 2019 under Commission File No. 333-226082-05 and incorporated by reference herein).

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

4.12         Co-Lender Agreement, dated as of August 9, 2019, by and among Starwood Mortgage Capital LLC, as Initial Note A-1 Holder, Starwood Mortgage Capital LLC, as Initial Note A-2 Holder, and Starwood Mortgage Capital LLC, as Initial Note A-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 8, 2019 under Commission File No. 333-226082-05 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of October 4, 2019, by and between SPREF WH III LLC, as Initial Note A-1 Holder, and SPREF WH III LLC, as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on November 8, 2019 under Commission File No. 333-226082-05 and incorporated by reference herein).

4.14         Agreement Between Noteholders, dated as of July 3, 2019, between Morgan Stanley Bank, N.A., as Note A-1 Holder, Wells Fargo Bank, National Association, as Note A-2 Holder, JPMorgan Chase Bank, National Association, Note A-3 Holder, Goldman Sachs Bank USA, as Note A-4 Holder, and CPPIB Credit Investments II Inc., as Note B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 8, 2019 under Commission File No. 333-226082-05 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of September 9, 2019, by and between SPREF WH III LLC, as Initial Note A-1 Holder, SPREF WH III LLC, as Initial Note A-2 Holder, SPREF WH III LLC, as Initial Note A-3 Holder, SPREF WH III LLC, as Initial Note A-4 Holder, SPREF WH III LLC, as Initial Note A-5 Holder and SPREF WH III LLC, as Initial Note A-6 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 8, 2019 under Commission File No. 333-226082-05 and incorporated by reference herein).

4.16         Amended and Restated Agreement Between Noteholders, dated as of November 8, 2019, by and between Wilmington Trust, National Association, as Trustee, for the benefit of the registered Holders of Citigroup Commercial Mortgage Trust 2019-GC41, Commercial Mortgage Pass-Through Certificates, Series 2019-GC41, as Note A-1 Holder, Wells Fargo Bank, National Association, as Trustee, for the benefit of the registered holders of GS Mortgage Securities Trust 2019-GC42, Commercial Mortgage Pass-Through Certificates, Series 2019-GC42, as Note A-2 Holder, Goldman Sachs Bank USA, as Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 8, 2019 under Commission File No. 333-226082-05 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of October 4, 2019, by and between SPREF WH III LLC, as Initial Note A-1 Holder, and SPREF WH III LLC, as Initial Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 8, 2019 under Commission File No. 333-226082-05 and incorporated by reference herein).

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

33.15      Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.16      Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.17      Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.18      Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan

33.19      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.20      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.1)

33.21      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.22      Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.23      Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.4)

33.24      Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.18)

33.25      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.26      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.1)

33.27      Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan

33.28      Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.29      Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan

33.30      Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.5)

33.31      U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan

33.32      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.33      Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.27)

33.34      Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.35      Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.29)

33.36      Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.37      U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.31)

33.38      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.1)

33.39      K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan

33.40      Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

33.41      Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.4)

33.42      Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.5)

33.43      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.44      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.1)

33.45      K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.39)

33.46      Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

33.47      Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.4)

33.48      Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.5)

33.49      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.50      KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan

33.51      LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

33.52      Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.29)

33.53      Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.5)

33.54      U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.31)

33.55      KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.50)

33.56      LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.51)

33.57      Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 33.29)

33.58      Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 33.5)

33.59      U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 33.31)

33.60      Wells Fargo Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan

33.61      LNR Partners, LLC, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.51)

33.62      Wilmington Trust, National Association, as Trustee of the East Village Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.63      Wells Fargo Bank, National Association, as Custodian of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.64      Park Bridge Lender Services LLC, as Operating Advisor of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.65      CoreLogic Solutions, LLC, as Servicing Function Participant of the East Village Multifamily Portfolio Mortgage Loan

33.66      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.67      Wells Fargo Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan (see Exhibit 33.60)

33.68      LNR Partners, LLC, as Special Servicer of the American Metro Center Mortgage Loan (see Exhibit 33.51)

33.69      Wilmington Trust, National Association, as Trustee of the American Metro Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.70      Wells Fargo Bank, National Association, as Custodian of the American Metro Center Mortgage Loan (see Exhibit 33.4)

33.71      Park Bridge Lender Services LLC, as Operating Advisor of the American Metro Center Mortgage Loan (see Exhibit 33.5)

33.72      CoreLogic Solutions, LLC, as Servicing Function Participant of the American Metro Center Mortgage Loan (see Exhibit 33.65)

33.73      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.15      Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.16      Wells Fargo Bank, National Association, as Trustee of the SoCal Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.17      Wells Fargo Bank, National Association, as Custodian of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.18      Pentalpha Surveillance LLC, as Operating Advisor of the SoCal Retail Portfolio Mortgage Loan

34.19      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.20      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.1)

34.21      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.22      Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.23      Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.4)

34.24      Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.18)

34.25      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.26      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.1)

34.27      Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan

34.28      Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.29      Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan

34.30      Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.5)

34.31      U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan

34.32      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.33      Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.27)

34.34      Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.35      Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.29)

34.36      Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.37      U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.31)

34.38      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.1)

34.39      K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan

34.40      Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

34.41      Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.4)

34.42      Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.5)

34.43      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.44      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.1)

34.45      K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.39)

34.46      Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

34.47      Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.4)

34.48      Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.5)

34.49      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.50      KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan

34.51      LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

34.52      Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.29)

34.53      Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.5)

34.54      U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.31)

34.55      KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.50)

34.56      LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.51)

34.57      Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 34.29)

34.58      Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 34.5)

34.59      U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 34.31)

34.60      Wells Fargo Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan

34.61      LNR Partners, LLC, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.51)

34.62      Wilmington Trust, National Association, as Trustee of the East Village Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.63      Wells Fargo Bank, National Association, as Custodian of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.64      Park Bridge Lender Services LLC, as Operating Advisor of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.65      CoreLogic Solutions, LLC, as Servicing Function Participant of the East Village Multifamily Portfolio Mortgage Loan

34.66      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.67      Wells Fargo Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan (see Exhibit 34.60)

34.68      LNR Partners, LLC, as Special Servicer of the American Metro Center Mortgage Loan (see Exhibit 34.51)

34.69      Wilmington Trust, National Association, as Trustee of the American Metro Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.70      Wells Fargo Bank, National Association, as Custodian of the American Metro Center Mortgage Loan (see Exhibit 34.4)

34.71      Park Bridge Lender Services LLC, as Operating Advisor of the American Metro Center Mortgage Loan (see Exhibit 34.5)

34.72      CoreLogic Solutions, LLC, as Servicing Function Participant of the American Metro Center Mortgage Loan (see Exhibit 34.65)

34.73      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.8        Argentic Services Company LP, as Special Servicer of the SoCal Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.9        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.1)

35.10      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

35.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 35.1)

35.12      Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.14      Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.15      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 35.1)

35.16      K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

35.17      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 35.1)

35.18      K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

35.19      KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20      LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

35.21      KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.22      LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 35.20)

35.23      Wells Fargo Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan

35.24      LNR Partners, LLC, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 35.20)

35.25      Wells Fargo Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan (see Exhibit 35.23)

35.26      LNR Partners, LLC, as Special Servicer of the American Metro Center Mortgage Loan (see Exhibit 35.20)

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

Date: March 19, 2025