Form 10-K
period 2025-12-31
GS Mortgage Securities Trust 2019-GSA1
filed 2026-03-23
CIK 1789954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan prior to March 1, 2025 to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Grand Canal Shoppes Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the East Village Multifamily Portfolio Mortgage Loan, the American Metro Center Mortgage Loan, New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to February 20, 2025, Green Loan Services LLC as special servicer of the Grand Canal Shoppes Mortgage Loan on and after February 20, 2025 and Trimont LLC as primary servicer of the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan on and after March 1, 2025 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to February 20, 2025, Green Loan Services LLC as special servicer of the Grand Canal Shoppes Mortgage Loan on and after February 20, 2025, Trimont LLC as primary servicer of the East Village Multifamily Portfolio Mortgage Loan and the American Metro Center Mortgage Loan on and after March 1, 2025 Rialto Capital Advisors, LLC as special servicer of the Millennium Park Plaza Mortgage Loan and the USAA Office Portfolio Mortgage Loan, K-Star Asset Management LLC as special servicer of the New Jersey Center of Excellence Mortgage Loan and the 19100 Ridgewood Mortgage Loan and KeyBank National Association as primary servicer of the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.21       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to February 20, 2025 (Omitted. See Explanatory Notes.)

33.22       Green Loan Services LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after February 20, 2025 (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.18)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan

33.29       Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.5)

33.32       U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.28)

33.35       Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.30)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.38       U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.32)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.1)

33.40       K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan

33.41       Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.4)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.1)

33.46       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.40)

33.47       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.4)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.5)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.51       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan

33.52       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

33.53       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.30)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.5)

33.55       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.32)

33.56       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.51)

33.57       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.52)

33.58       Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 33.30)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 33.5)

33.60       U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 33.32)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan prior to March 1, 2025

33.62       Trimont LLC, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.63       LNR Partners, LLC, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.52)

33.64       Wilmington Trust, National Association, as Trustee of the East Village Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Custodian of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the East Village Multifamily Portfolio Mortgage Loan

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.69       Wells Fargo Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.61)

33.70       Trimont LLC, as Primary Servicer of the American Metro Center Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.71       LNR Partners, LLC, as Special Servicer of the American Metro Center Mortgage Loan (see Exhibit 33.52)

33.72       Wilmington Trust, National Association, as Trustee of the American Metro Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the American Metro Center Mortgage Loan (see Exhibit 33.4)

33.74       Park Bridge Lender Services LLC, as Operating Advisor of the American Metro Center Mortgage Loan (see Exhibit 33.5)

33.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the American Metro Center Mortgage Loan (see Exhibit 33.67)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.21       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to February 20, 2025 (Omitted. See Explanatory Notes.)

34.22       Green Loan Services LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after February 20, 2025 (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.18)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan

34.29       Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.5)

34.32       U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.28)

34.35       Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.30)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.38       U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.32)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.1)

34.40       K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan

34.41       Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.4)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.1)

34.46       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.40)

34.47       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.4)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.5)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.51       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan

34.52       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

34.53       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.30)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.5)

34.55       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.32)

34.56       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.51)

34.57       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.52)

34.58       Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 34.30)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 34.5)

34.60       U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 34.32)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan prior to March 1, 2025

34.62       Trimont LLC, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.63       LNR Partners, LLC, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.52)

34.64       Wilmington Trust, National Association, as Trustee of the East Village Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Custodian of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the East Village Multifamily Portfolio Mortgage Loan

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.69       Wells Fargo Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.61)

34.70       Trimont LLC, as Primary Servicer of the American Metro Center Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.71       LNR Partners, LLC, as Special Servicer of the American Metro Center Mortgage Loan (see Exhibit 34.52)

34.72       Wilmington Trust, National Association, as Trustee of the American Metro Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the American Metro Center Mortgage Loan (see Exhibit 34.4)

34.74       Park Bridge Lender Services LLC, as Operating Advisor of the American Metro Center Mortgage Loan (see Exhibit 34.5)

34.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the American Metro Center Mortgage Loan (see Exhibit 34.67)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.10       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to February 20, 2025 (Omitted. See Explanatory Notes.)

35.11       Green Loan Services LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after February 20, 2025 (Omitted. See Explanatory Notes.)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 35.1)

35.17       K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 35.1)

35.19       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan

35.22       KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 35.21)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan prior to March 1, 2025

35.25       Trimont LLC, as Primary Servicer of the East Village Multifamily Portfolio Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.26       LNR Partners, LLC, as Special Servicer of the East Village Multifamily Portfolio Mortgage Loan (see Exhibit 35.21)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the American Metro Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.24)

35.28       Trimont LLC, as Primary Servicer of the American Metro Center Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.29       LNR Partners, LLC, as Special Servicer of the American Metro Center Mortgage Loan (see Exhibit 35.21)

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

Date: March 23, 2026